Form 10-K
period 2005-12-31
Goal Capital Funding Trust; Goal Capital Funding, LLC
filed 2006-03-30
CIK 1336278, 1336279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-127591-03

(Commission File Number)

GOAL CAPITAL FUNDING TRUST,

Issuer and Co-Registrant

GOAL CAPITAL FUNDING, LLC,

Depositor of the Issuer and Co-Registrant

(Exact Name of Each Registrant as Specified in Its Applicable Charter)

Delaware

(State or Other Jurisdiction of Incorporation of the Registrants)

51-6567918 (Goal Capital Funding Trust)

20-3289538 (Goal Capital Funding, LLC)

(Registrants’ I.R.S. Employer Identification No., as applicable)

9477 Waples Street, Suite 100

San Diego, California 92121

(858) 320-6799

(Address and Telephone Number of Registrants’ Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents Incorporated by Reference. None.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Goal Capital Funding Trust (the “Trust”) and the Student Loan Asset-Backed Notes, Series 2005-2, issued by the Trust (the “Notes”) pursuant to that certain indenture of trust dated as of October 1, 2005 between the Trust and JPMorgan Chase Bank, N.A., as trustee (in such capacity, the “Trustee”) and as eligible lender trustee, and that certain first supplemental indenture dated as of October 1, 2005 between the Trust and the Trustee. Certain information on this Annual Report on Form 10-K is omitted pursuant to the request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Finance, dated November 25, 1996 relating to Nellie Mae Education Funding, LLC, and the response of the SEC, dated December 20, 1996, to the no-action request (collectively, the “No-Action Request”).

PART I

Item 1.	Business

Omitted pursuant to the No-Action Request.

Item 2.	Properties

The property of the Trust consists of a pool of education loans made under the Federal Family Education Loan Program, all funds collected in respect thereof and monies on deposit in certain trust accounts. For more information regarding the property of the Trust, see the annual statement as to compliance of the servicer provided by ACS Education Services, Inc., which is attached hereto as Exhibit 35.1, the annual statement as to compliance of the servicer provided by Great Lakes Educational Loan Services, Inc., which is attached hereto as Exhibit 35.2, and the annual statement for the Trust, which is attached hereto as Exhibit 99.1.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2005, the Trust had issued one certificate representing an undivided beneficial ownership interest in the Trust (the “Certificate”). Goal Capital Funding, LLC, the depositor for the Trust (the “Depositor”), is the sole owner of the Certificate. There is no established trading market for the Certificate.

Item 6.	Selected Financial Data

Omitted pursuant to the No-Action Request.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Omitted pursuant to the No-Action Request.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Omitted pursuant to the No-Action Request.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Omitted.

Item 9B.	Other information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Omitted pursuant to the No-Action Request.

Item 11.	Executive Compensation

Omitted pursuant to the No-Action Request.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Depositor owns 100% of the certificate that was issued by the Trust pursuant to the Amended and Restated Trust Agreement between the Depositor and Wilmington Trust Company, as Delaware trustee for the Trust, dated as of October 1, 2005.

Each publicly offered class of the Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.

Item 13.	Certain Relationships and Related Transactions

(a) None.

(b) Omitted pursuant to the No-Action Request.

(c) Omitted pursuant to the No-Action Request.

Item 14.	Principal Accounting Fees and Services

Omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

35.1	Annual statement as to compliance of the servicer of ACS Education Services, Inc. (“ACS”) for the period ending December 31, 2005.

35.2	Annual statement as to compliance of the servicer of Great Lakes Educational Loan Services, Inc. (“Great Lakes”) for the period ending December 31, 2005.

99.1	Annual statement for Goal Capital Funding Trust, for the period ending December 31, 2005.

99.2	Report of KPMG LLP, independent accountants, in respect of the servicing of ACS for the period ending June 30, 2005.

99.3	Report of Ernst & Young, LLP, independent accountants, in respect of the servicing of Great Lakes for the period ending September 30, 2005.

(b) The following Current Report on 8-K was filed by the Registrants during 2005 and through the date hereof:

October 27, 2005

December 5, 2005

January 4, 2006

January 27, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on behalf of the co-registrants by the undersigned, thereunto duly authorized.

March 29, 2006	GOAL CAPITAL FUNDING TRUST, as Co-Registrant
By: Goal Financial, LLC, as Issuer Administrator of Goal Capital Funding Trust

	By:	/s/ Seamus Garland
	Name:	Seamus Garland
	Title:	Secretary

March 29, 2006	GOAL CAPITAL FUNDING, LLC, as Co-Registrant
By: Goal Financial, LLC, as Manager of Goal Capital Funding, LLC

	By:	/s/ Seamus Garland
	Name:	Seamus Garland
	Title:	Secretary

EXHIBIT INDEX

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

35.1	Annual statement as to compliance of the servicer of ACS Education Services, Inc. (“ACS”) for the period ending December 31, 2005.

35.2	Annual statement as to compliance of the servicer of Great Lakes Educational Loan Services, Inc. (“Great Lakes”) for the period ending December 31, 2005.

99.1	Annual statement for Goal Capital Funding Trust, for the period ending December 31, 2005.

99.2	Report of KPMG LLP, independent accountants, in respect of the servicing of ACS for the period ending June 30, 2005.

99.3	Report of Ernst & Young, LLP, independent accountants, in respect of the servicing of Great Lakes for the period ending September 30, 2005.